Form 10KSB
period 2000-12-31
RED ROCK MINING INC
filed 2001-08-31
CIK 1069740

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

                                   FORM 10K-SB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                             RED ROCK MINING, INC.
                 (Name of Small Business Issuer in its charter)


             Oklahoma                                       73-1530725
------------------------------------------           --------------------
 (State or other jurisdiction of                        I.R.S. Employer
  incorporation or organization)                        Identification No.


 33671 Chula Vista
 Monarch Beach, CA                                            92629
 ----------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number, including area code  949-443-0200
                                                 -------------
 Securities registered under Section 12(b) of the Act:

                                      None

Securities registered under Section 12(g) of the Act:

                                   Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X     No
     ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 2000 were $0.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2000 was $0. As at December 31, 2000, there were 3,155,700 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes        No X
                                                              ----      ----

PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

                                TABLE OF CONTENTS


PART I
------

Item 1     Description of Business .............   3

Item 2     Description of Property..............   7

Item 3     Legal Proceedings ...................   7

Item 4     Submission of Matters to a
           Vote of Security Holders............    7
PART II

Item 5      Market for Common Equity and
            Related Stockholder Matters .......    7

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ..........   10

Item 7     Financial Statements and
           Supplementary Data .................   14

PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................   10

Item 10    Executive Compensation .............   12

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...   11

Item 12    Certain Relationships and
           Related Transactions ...............   13

Item 13    Exhibits and Reports on Form 8-K ...   19

SIGNATURES ...................................... 20


                                     PART I

Item 1.                      DESCRIPTION OF BUSINESS

                               BUSINESS DEVELOPMENT

The Company was organized on December 3, 1997, but has not yet commenced operations. It has not generated any revenue and is still a development stage corporation. The Company's plan of operations is to engage in the business of mineral exploration, development and mining.


                             IN GENERAL - THE COMPANY

The company holds rights to the Red Rock gold mine in southeast Arizona, pursuant to a combination of mineral leases and unpatented mining claims to state owned lands. The company has acquired the exclusive rights to mine approximately 640 acres pursuant to a mineral lease dated December 15, 1997 between the company and Gold Gulch Mines, Inc. Gold Gulch holds a mineral lease from the state of Arizona, and has assigned the Company the exclusive right to mine the property for a period which is the lesser of ten years from the date of the mineral lease or the date which the company ceases to commercially mine the property.

Government approval is not necessary for the Company's business, and government regulations have no or only a negligible effect on their respective businesses.

The Company has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers.

The Company's mailing address is 33671 Chula Vista, Monarch Beach, California 92629. The telephone number of its principal executive office is (949) 443-0200.

                                  RED ROCK MINE

The Red Rock mine is part of an alluvial fan created by the runoff from the Does Cabaezas Mountains located in the southeastern corner of Arizona, approximately 90 miles southeast of Tuscon. The Red Rock mine property is located approximately 16 miles east of Wilcox, Arizona, an agricultural community of approximately 3,500 residents.

The mine property is situated in a high semi-desert, with an elevation of 3,400 to 4,000 feet. The terrain is generally sandy and flat with a few rolling hills. The weather is temperate with an average midday temperature of 90 degrees fareinheight in the summer and 50 degrees in the winter. The property lies over a fresh water aquifer and water for mining operations is accessible and plentiful.

                                     GEOLOGY

The alluvial deposit which makes up the mine was derived from gold- bearing quartz veins exposed throughout the Dos Cabaezas Mountains. Most of the important lode-gold mines occur within and neaer a major fault zone and two and one-half miles north of Dos Cabaezas village where small, closely spaced gold-quartz sulfide veins occur. a geochronoligcal study of the mountain range indicates that some gold- quartz veins are younger than 29 million years.

The alluvial deposits on the north flank of the Dos Cabaezas Mountains are fojnd in mountain gulches and on pediments at the edge of the mountains. The alluvial gravel on the pediment drained by Gold Gulch consists of coarse to fine granite sand with some clay and many coarse, semi-rounded boulders. Although there has not been, to the company's knowledge, any large scale production of testing at the Red Rock mine, the limited testing conducted to date by the company and others suggest that the gravel of the mine is loose sand and gravel with some light cementing. To date, the property has shown no sign of caliche, which is a hard mineral deposit which would have to be broken up with heavy equipment. To the company's knowledge, nobody has conducted drilling on the Red Rock mine to a degree sufficient to establish proven or probable reserves, nor has any drilling to date determined the depth of the mine.

                            FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

                               PROPOSED OPERATIONS

All of the company's operations are operations which we intend to engage in, provided we are able to raise sufficient capital to conduct these planned operations. In order to raise sufficient capital, we plan to offer private placements of our restricted stock. There can be no assurance that we will be successful in raising the capital required to commence or maintin operations.

The company's mining operations will be conducted on a conventional open pit/wash plant format. The company will initially designate a mining zone and then front-end loaders will be used to remove the topsoil, which will be set aside and held for reclamation. We will then employ front-end loaders to excavate an open pit of 30 to 40 feet. For the foreseeable future, we intend to mine to a maximum depth of 40 feet. As our mining operations expand, tyhe open pit will be moved forward and the tailings will be used to backfill the existing pit resulting from prior production. The excavated ore will be halued to the mill by front-end loaders and trucks. The ore will be processed thorugh a conventional wash plant at arate of approximately 400 tons per hour. The wash plant will first sort out all rocks over two incehs in size. Water will then by introduced, turning the ore into a slurry. The slurry will pass over a series of screens that will employ an agitating force to wash free the gold from the gravels and break down all lightly cemented rocks. The screens will reject all remaining larger rocks, which will be sent directly to the tailing pile. From there, the slurry will pass through a separator that will use agitation, gravity and centrifugal force to spearate the heavier gold from the lighter gravel. The separator will separate the slurry into groups of gold concentrate.

The gold concentrate will be finally subjected to a process called amalgamation. In this process, a mercury solution is introduced to the gold concentration, which absorbs the gold in the concentrate. It is then subjected to intense heat, which vaporizes the mercury, leaving refinery grade gold. All gold produced by the company will be sold directly to a refinery, such as Englehard West Idustries, at a price equal to 99% of the morning fixed price on the London Bullion Market.

Our operations require significant amounts of water. A 400 ton wash plant such as the one we propose using requires approximately 1,200 gallons of water per minute when operated at peak capacity. The Company does not yet have the equipment necessary to operate the wash plant, and will require further financing in order to purchase the equipment.


               RISKS ASSOCIATED WITH MINING AND PROCESSING MINERALS

The value of the Company's concentrate depends on the amount of metals contained in such ore, and on the cost and difficulty of refining. While the Company believes that there are signifi cant quantities of precious metals in such concentrate, the market price of such metals and the cost of extraction and refin ing are yet to be determined. Management is of the opinion that the cost of extraction and mining should not exceed 50% of the value if indicated quantities of precious metals are present in its concentrate. No assurances can be given that a desirable level of recovery will be realized from Red Rock ore. Estimates may require revision based on actual production experience. Market price fluctuations of precious metals, as well as increased production costs or reduced recovery rates, may drastically affect the value of the Company's ore reserves, and may render reserves containing relatively low grades of mineralization uneconomic to exploit.

Exploration and mining activities are highly speculative in nature, involve many risks, and are frequently nonproductive. There can be no assurance that the Company's mining activities will be successful. In the event minerals are recoverable, it may take a number of years from the initial phases until pro duction is possible, during which time the economic feasibility of production may change. As pertains to all the Company's mining interests, substantial expenditures may be required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore, and in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company will be able successfully to exploit its mineral properties.

The business of mining and processing precious metals is subject to a number of significant hazards, including environmental hazards, thefts and other losses, industrial accidents, and labor disputes. Mining is also subject to the risks of encoun tering unusual or unexpected geological formations, cave-ins, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions, and other acts of God. Such risks could result in damage to or destruction of mining properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses, and possible legal liability. The Company will obtain insurance against risks that are typical in the operation of its business and in amounts which management believes to be reasonable, but no assurance can be given that such insurance will continue to be available, that it will be available at economically acceptable premiums, or that it will be adequate to cover any liability.


                                     PATENTS

                          The Company holds no patents.


                              GOVERNMENT REGULATION

The Company's exploration, mining, and refining activities will be subject to extensive state and federal laws and regula tions governing prospecting, developing, production, export, taxes, labor standards, occupational health, waste disposal, pro tection and remediation of the environment, protection of endan gered and protected species, mine safety, toxic substances, and other matters. Mining is subject to potential risks and liabili ties associated with pollution of the environment and the dis posal of waste products occurring as a result of mineral explora tion, production, and processing. The Company may in the future be subject to clean-up liability under the Comprehensive Environ mental Response, Compensation and Liability Act of 1980 and comparable state laws which establish clean-up liability for the release of hazardous and toxic substances for property owners and operators. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with applicable standards, laws, and regulations, which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the operation or development of a mine or other project, or inauguration of a processing facility.

Amendments to current laws and relations governing operations and activities of mining companies and companies processing metals or more stringent implementation thereof are actively considered from time to time and could have an adverse impact on the Company and its operations.


                                    EMPLOYEES

The Company presently employs three employees, its officers and directors, who devote their part-time efforts to our business.

Item 2. DESCRIPTION OF PROPERTY

The company holds rights to the Red Rock gold mine in southeast Arizona, pursuant to a combination of mineral leases and unpatented mining claims to state owned lands. The company has acquired the exclusive rights to mine approximately 640 acres pursuant to a mineral lease dated December 15, 1997 between the company and Gold Gulch Mines, Inc. Gold Gulch holds a mineral lease from the state of Arizona, and has assigned the Company the exclusive right to mine the property for a period which is the lesser of ten years from the date of the mineral lease or the date which the company ceases to commercially mine the property.

We also hold a gold mine claim called Devil Woman #15, in Summit County, Colorado, located in Section 32, Township 5 South, Range 76 West, consisting of 900,000 square feet.

Item 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

There have been no matters submitted to a vote of security holders in the past fiscal year.

PART II
-------

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company has obtained a market maker and who intends to file a form 211 with the National Association of Securities Dealers to quote the Company's securities on the NASD OTC Bulletin Board, but there can be no assurance that the Company's stock will be quoted on the NASD OTC Bulletin Board.

The filing of the Form 211 is contingent upon this form 10 becoming effective with no pending comments by the S.E.C.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

                                PENNY STOCK STATUS

If and when it creates a market for its common stock, the Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

  4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

                   TRANSFER AGENT, WARRANT AGENT AND REGISTRAR

The transfer agent, warrant agent and registrar for the Common Stock is Pacific Stock Transfer Co., P.O. box 93385, Las Vegas, NV 89192.


                     RECENT SALES OF UNREGISTERED SECURITIES

In connection with organizing the company, on December 10, 1997, 750,000 shares were issued to Alan Kau, 300,000 shares to Cherry Kau, and 50,000 shares each to Brandon Edro, Tara Edro, Alan J. Kau, Jr., Tracie L. Kau, and Ray R. Kau, in exchange for services performed by Alan J. Kau, and the company's business plan. The issuance of stock was made in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Issuance of the stock was made at par value, for an aggregate value of $1,300. Under Rule 405 promulgated under the Securities Act of 1933, Alan J. Kau and Cherry Kau may both be deemed to be promoters of the Company. No other persons are known to Management that would be deemed to be promoters.

On May 1, 1998, the company issued 200,000 shares of its common stock to Kenneth G. Eade, counsel to the Company, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (company counsel) having superior access to all corporate and financial information. Issuance of the stock was made at par value, for an aggregate value of $200.

On May 1, 1998, the company issued 750,000 shares of its common stock to Gary Bryant, 250,000 shares of its common stock to Holly Palm, and 250,000 of its common stock to Suzanne Kerr, in exchange for a 90% interest in the Red Rock mine property, and a 100% interest in the Devil Woman #16 mining claim. The issuance of stock was made in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Issuance of stock was made at par value, for an aggregate value of $1,250.

On or about May 1, 1998, the company issued an aggregate of 394,000 shares of common stock, to Dave Bienek, James McKinney, Jeffrey Volpe, Lance Hall, Lisa Hopkins, Nicholas Harper, Harvey Bryant, J.D. Kerr, and Tony Zolf, in exchange for services. The issuance of stock was made in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Issuance of the stock was made at an average price of par value, for an aggregate value of $864.

On August 27, 1998, the Company issued 11,700 shares to 22 shareholders, pursuant to its Regulation D, Rule 504 offering, at an average price of 57 cents per share, for a total value of $6,700.

Item 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

                          PLAN OF OPERATIONS-IN GENERAL

The Company's plan of operations is to begin excavation and processing of the gold ore on the Red Rock mine. In order to begin these operations, the comnpany will require financing. The Company has financed its operations to date through sales of its equity securities.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. If the company is not able to raise equity capital, and it presently has no cash with which to satisfy any future cash requirements. The company will need a minimum of $50,000 to satisfy its cash requirements for the next 12 months. The company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires. The company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has generated no revenue since its inception.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

Since the company has had no revenues since its inception, and has no working capital, no comparative discussion of the periods of December 31, 2000 and December 31, 2001 with regard to liquidity and capital resources and results of operations has been included, as such would not be meaningful.

PART III.
---------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name                          Age                 Position
------------                  ---      --------------------------------

Alan Kau                       60      President, C.F.O., Secretary, Director

Jonathan Bartel                25      Vice President, Director


Alan Kau. Mr. Kau was Vice President from inception to April 30, 2001, and has been Chief Financial Officer, Secretary and Director of the Company, since its inception, and president since April 30, 2001. From 1993 through 1998, in semi-retirement, he has owned and operated a roofing business. From 1990 through 1993, he was employed as an Introductory Commodities Broker. From 1974 through 1989, Mr. Kau was Senior Regional Vice President and Director of a Commodities brokerage firm, with annual sales as high as $500,000,000.00. From 1959 through 1974, he was General Manager of a frozen food plant. Mr. Kau has also been the owner/operator of an Arabian horse breeding ranch from 1979 through 1980, and syndicated some of his horses.

Jonathan Bartel. Mr. Bartel is the current Vice President and Director of the Company, since its inception. From January 15, 1998 to the present, he has also acted as the Vice President of Bryant Investment Company.


                               FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or other persons nominated or chosen by the company to become officers or executive directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires Red Rock's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Red Rock with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Red Rock believes that, during the fiscal year ended March 31, 2000, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

 Annual Compensation
 -------------------
 Name and Position          Salary     Bonus     Annual Deferred Salary
 -----------------          ------     -----     ----------------------
      NONE                  NONE       NONE             NONE


Item 11. SECURITIES OWNERSHIP OF MANAGEMENT AND CONTROLLING PERSONS

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address           Number of Shares        Percentage Owned
----------------           ----------------        ----------------

Alan J. Kau                   1,300,000 (1)            41.20%
Cherry Kau
Alan J. Kau, Jr.
Brandon Edro
Tara Edro
Tracie L. Kau
Ray R. Kau
33671 Chula Vista
Monarch Beach, CA  92620

Gary Bryant                   1,250,000(2)             39.61%
Suzanne Kerr
Holly Palm
3 Gavina
Monarch Beach, CA  92629

Harvey Bryant                   250,000                 7.92%
3111 Bel Air Dr. #21H
Las Vegas, NV  89109

Holly Palm                      250,000                 7.92%
1601 Paddock Dr.
Plan City, FL  33567

Kenneth Eade                    200,000                 6.34%
827 State Street
Santa Barbara, CA  93101

Jonathan Bartel                     100                    0%
3109 Pinehurst Dr.
Las Vegas, NV  89109

Officers and Directors        1,300,100                41.20%
as a Group

------------
(1) Al Kau and Cherry Kau are husband and wife. Cherry Kau owns 300,000 shares and Al Kau owns 750,000 shares. Brandon Edro and Tara Edro are the children of Cherry Kau. Alan J. Kau, Jr., Ray R. Kau, and Tracie L. Kau, are the children of Alan J. Kau. They each own 50,000 shares.

(2) Gary Bryant and Suzanne Kerr are husband and wife. Gary Bryant owns 750,000 shares and Suzanne Kerr owns 250,000 shares. Holly Palm is the daughter of Gary Bryant. She owns 250,000 shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with organizing the company, on December 10, 1997, 750,000 shares were issued to Alan Kau, 300,000 shares to Cherry Kau, and 50,000 shares each to Brandon Edro, Tara Edro, Alan J. Kau, Jr., Tracie L. Kau, and Ray R. Kau, in exchange for services performed by Alan J. Kau, and the company's business plan. The issuance of stock was made in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Issuance of the stock was made at par value, for an aggregate value of $1,300. Under Rule 405 promulgated under the Securities Act of 1933, Alan J. Kau and Cherry Kau may both be deemed to be promoters of the Company. No other persons are known to Management that would be deemed to be promoters.

On May 1, 1998, the company issued 200,000 shares of its common stock to Kenneth G. Eade, counsel to the Company, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (company counsel) having superior access to all corporate and financial information. Issuance of the stock was made at par value, for an aggregate value of $200.

On May 1, 1998, the company issued 750,000 shares of its common stock to Gary Bryant, 250,000 shares of its common stock to Holly Palm, and 250,000 of its common stock to Suzanne Kerr, in exchange for a 90% interest in the Red Rock mine property, and a 100% interest in the Devil Woman #16 mining claim. The issuance of stock was made in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Issuance of stock was made at par value, for an aggregate value of $1,250.

 Item 13. FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated August 14, 2001 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements



                          REPORT OF INDEPENDENT AUDITOR


To the Shareholders and Board of Directors
RED ROCK MINING, INC.

We have audited the accompanying balance sheet of RED ROCK MINING, INC. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended for the period December 3, 1997 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RED ROCK MINING, INC. at December 31, 2000, and the results of operations and cash flows for years then ended, and for the period December 3, 1997 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

Rogelio G. Castro
----------------------------
Rogelio G. Castro
Certified Public Accountant
Oxnard, California
August 14, 2001

                             Red Rock Mining, Inc.
                         (A Development Stage Company)
                                 Balance Sheets


                                              December 31,
ASSETS                                    2000            1999
                                        --------        --------
Current Assets:
  Cash
                                       $ 3,024           $ 3,024
                                        --------        --------
    Total Current Assets                 3,024             3,024

Otther asset:
  Gold mine claim                        1,250             1,250
                                        --------        --------
TOTAL ASSETS                           $ 4,274           $ 4,274
                                        ========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
                                        --------        --------
    Total Current Liabilities               -                 -
                                        --------        --------
Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares-50,000,000
    Issued and outstanding
     shares - 3,155,700                $ 3,156           $ 3,156
    Paid in capital                      6,958             6,958
    Deficit accumulated during
     development stage                  (5,840)           (5,840)
                                        --------        --------
      Total Stockholders' Equity         4,274             4,274
                                        --------        --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $ 4,274           $ 4,274
                                        ========        ========

                             Red Rock Mining, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                 For the years ended December 30, 2000 and 1999
                        For the period December 3, 1997
                     (inception) through December 31, 2000



                                                        From inception
                                                        through
                                     December 31,       December 31,
                                   2000      1999       2000
                                 -------    -------     ---------------
Income                           $    -     $    -      $         -
                                      -          -                -
      Total  Income                   -          -                -
                                 -------    -------     ---------------
Operating Expenses                    -          -                -
General and
   administrative expenses            -                        5,840
                                      -          -                -
                                 -------    -------     ---------------
      Total Expenses                  -          -             5,840

Net income (loss)                $    -     $    -      $     (5,840)
                                 =======    =======     ===============

                             Red Rock Mining, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                 For the years ended December 30, 2000 and 1999
                        For the period December 3, 1997
                     (inception) through December 31, 2000


                                                             From inception
                                                             through
                                           December 31,      December 31,
                                           2000    1999      2000
                                           ----    ----      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $  -    $   -     $      (5,840)

Adjustments to reconcile net loss to
  net cash used by operating activities:
 Stocks issued for services                  -        -             2,164
                                           ----    ----      --------------

NET CASH USED BY OPERATING ACTIVITIES        -        -            (3,676)
                                           ----    ----      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of stocks for cash                   -        -             6,700
                                           ----    ----      --------------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                        -        -             6,700
                                           ----    ----      --------------
INCREASE (DECREASE) IN CASH                  -        -             3,024

BEGINNING CASH                           3,024    3,024                 -
ENDING CASH                            $ 3,024  $ 3,024           $ 3,024
                                       ======== =======      ==============
NON CASH DISCLOSURES
2,394,000 shares issued
 for services                          $     -  $     -             2,664
1,250,000 shares issued
 for interest in mine                  $     -  $     -           $ 1,250


                             Red Rock Mining, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                        For the period December 3, 1997
                     (inception) through December 31, 2000

                                          Number                                Accumulated
                                          of            Common         Paid     Deficit
                                          Shares        Stock          in       During
                                          Outstanding   at Par Value   Capital  Development
                                          -----------   ------------   -------  -----------
Balance at inception
Stock issued for services
 at inception                             $1,300,000     $       -       $   -    $      -

Net loss - December 31, 1997                                 1,300
                                          -----------   ------------   -------  -----------
Balance at December 31, 1997              $1,300,000     $       -       $   -    $ (1,550)

Stocks issued for cash                        11,700            12       6,688
Stocks issued for 90% interest in mine     1,250,000         1,250
Stocks issued for services                   594,000           594         270
                                          -----------   ------------   -------  -----------
Net loss - December 31, 1998                                                        (4,290)
                                          -----------   ------------   -------  -----------
Balance at December 31, 1998               3,155,700         3,156       6,958      (5,840)
                                          -----------   ------------   -------  -----------
Balance at December 31, 1999               3,155,700         3,156       6,958      (5,840)
                                          -----------   ------------   -------  -----------
Balance at December 31, 2000               3,155,700         3,156       6,958      (5,840)

Balance at March 31, 2001                  3,155,700     $   3,156     $ 6,958   $  (5,840)
                                          ===========   ============   =======  ===========


NOTE 1 - NATURE OF BUSINESS

RED ROCK MINING, INC. (the Company) was incorporated under the laws of thestate of Oklahoma on December 3, 1997. It was organized for the purpose of engaging in the business of gold mining. The Company has been in the development stage since its formation and is in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7). Planned principal operations have not yet commenced.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2000, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

D. Estimates - The preparation of the financial statements in conformity withgenerally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E. Year End - The Company as adopted December 31st as its fiscal year-end.


NOTE 3 - GOLD MINE CLAIM

The Company issued shares of common stock in exchange for an interest in goldmine claim in Summit County, Colorado. The mine claim is record at fairvalue of the stock as required by APB Opinion 29. APB Opinion 29 states that the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the surrendered. The fair value of the asset received in a non reciprocal transfer should be recorded at the fair value of the asset received if is more clearly evident. As of report date, the fair value of the asset received is not yet determinable.

F-7

 Item 14. EXHIBITS, FINANCIAL STATEMENTS

 14(a) Report of Independent Certified Public Accountant August 14, 2001 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K: Not Applicable
  (c) Exhibits:

 Exhibit No.         D E S C R I P T I O N
 -----------         ---------------------

 3.1    Articles of Incorporation RED ROCK MINING, INC. *
 3.2    By-laws RED ROCK MINING, INC. *
 4.1    Specimen certificate of common stock *
--------
* All exhibits are incorporated by reference to the company's
Form 10SB on file with the Securities and Exchange Commission.

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK MINING, INC.

Alan Kau
--------------------------------
Alan Kau, President and Director
Date:     August 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Capacity                       Date
----------            ------------------               ---------------
Alan Kau              Treasurer/Director               August 22, 2001