Form 10-Q
period 2001-03-31
RED ROCK MINING INC
filed 2001-09-05
CIK 1069740

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2001
( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER:  000-32619
                                                ---------

                             RED ROCK MINING, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          Oklahoma                                       73-1530725
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                               33671 Chula Vista
                               Monarch Beach, CA                  92629
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock as of  December 31, 2000:
3,155,700 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---

                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                             Red Rock Mining, Inc.
                         (A Development Stage Company)
                                 Balance sheets


                                                    March 31,
                                               2001         2000
                                               -----------------
                                                  (Unaudited)
ASSETS
Current Assets:
  Cash                                       $3,024         $3,024
                                            --------       --------
    Total Current Assets                      3,024          3,024
                                            --------       --------
Other asset:
  Gold mine claim                             1,250          1,250
                                            --------       --------
TOTAL ASSETS                                 $4,274         $4,274
                                            ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
                                            --------       --------
    Total Current Liabilities                     -              -
                                            --------       --------
Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares-50,000,000
    Issued and outstanding
        shares - 3,155,700                   $3,156          $3,156
    Paid in capital                           6,958           6,958
    Deficit accumulated during
     development stage                       (5,840)         (5,840)
                                            --------       --------
      Total Stockholders' Equity              4,274           4,274
                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,274          $4,274
                                            ========       ========

                             RED ROCK MINING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
       FOR THE PERIOD DECEMBER 3, 1997 (INCEPTION) THROUGH MARCH 31, 2001

                                                          From inception
                                       March 31,          through
                                     2001     2000        March 31, 2001
                                   -----------------      --------------
                                      (Unaudited)

Income                              $   -    $   -          $     -
                                        -        -                -
                                    -------  -------        ---------
      Total  Income                     -        -                -
Operating Expenses                      -        -                -
General and administrative expenses     -        -            5,840
                                        -        -                -
                                    -------  -------        ---------
      Total Expenses                    -        -            5,840
                                    -------  -------        ---------
Net income (loss)                   $   -    $   -          $(5,840)
                                    =======  =======        =========



                             Red Rock Mining, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
       For the period December 3, 1997 (inception) through March 31, 2001

                                          Number                                  Accumulated
                                          of            Common         Paid       Deficit
                                          Shares        Stock          in         During
                                          Outstanding   at Par Value   Capital    Development Stage
                                          -----------   ------------   -------    -----------------
Balance at inception                       $     -       $     -       $   -        $        -
Stock issued for services at inception     1,300,000       1,300
                                          -----------   ------------   -------    -----------------
Net loss - December 31, 1997                                                            (1,550)
                                          -----------   ------------   -------    -----------------
Balance at December 31, 1997               1,300,000       1,300           -            (1,550)

Stocks issued for cash                        11,700          12       6,688
Stocks issued for 90% interest in mine     1,250,000       1,250
Stocks issued for services                   594,000         594         270
                                          -----------   ------------   -------    -----------------
Net loss - December 31, 1998                                                            (4,290)
                                          -----------   ------------   -------    -----------------
Balance at December 31, 1998               3,155,700       3,156       6,958            (5,840)

Balance at December 31, 1999               3,155,700       3,156       6,958            (5,840)
                                          -----------   ------------   -------    -----------------
Balance at December 31, 2000               3,155,700       3,156       6,958            (5,840)
                                          -----------   ------------   -------    -----------------
Balance at March 31, 2001                  3,155,700     $ 3,156     $ 6,958         $  (5,840)
                                          ===========   ============   =======    =================

                             Red Rock Mining, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
               For the three months ended March 31, 2001 and 2000
       For the period December 3, 1997 (inception) through March 31, 2001

                                                              From inception
                                            March 31,         through
                                           2001      2000     March 31, 2001
                                           --------------     --------------
                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $  -   $  -         $(5,840)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stocks issued for services                     -      -           2,164
                                           --------------     --------------

NET CASH USED BY OPERATING ACTIVITIES          -      -          (3,676)
                                           --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of stocks for cash                     -      -           6,700
                                           --------------     --------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES     -      -           6,700
                                           --------------     --------------
INCREASE (DECREASE) IN CASH                    -      -           3,024

BEGINNING CASH                             3,024  3,024               -
                                           --------------     --------------
ENDING CASH                                3,024  3,024         $ 3,024
                                           ==============     ==============
NON CASH DISCLOSURES
2,394,000 shares issued for services      $    -   $  -         $ 2,664
                                           ==============     ==============
1,250,000 shares issued for
 interest in mine                         $    -   $  -         $ 1,250
                                           ==============     ==============

                             RED ROCK MINING, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements



NOTE 1 - NATURE OF BUSINESS

RED ROCK MINING, INC. (the Company) was incorporated under the laws of the state of Oklahoma on December 3, 1997. It was organized for the purpose of engaging in the business of gold mining. The Company has been in the development stage since its formation and is in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7). Planned principal operations have not yet commenced.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2000, the Company had no issuable shares qualifed as dilutive to be included in the earnings per share calculations.

D. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.


E. Year End - The Company as adopted December 31st as its fiscal year-end.


NOTE 3 - GOLD MINE CLAIM

The Company issued shares of common stock in exchange for an interest in gold mine claim in Summit County, Colorado. The mine claim is record at fair value of the stock as required by APB Opinion 29. APB Opinion 29 states that the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the surrendered. The fair value of the asset received in a non reciprocal transfer should be recorded at the fair value of the asset received if is more clearly evident. As of report date, the fair value of the asset received is not yet determinable.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. A comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.


THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of holding mining claims and has not commenced operations and a comparative analysis of financial information is not relevant.


PART II.

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.
 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RED ROCK MINING, INC.

Dated:    August 22, 2001            By:          Al Kau
                                                ---------------------
                                                 Al Kau, President



Dated:    August 22, 2001             By:    Al Kau
                                        ------------------------------
                                            Al Kau, Chief Financial Officer