Form 10-Q
period 2001-06-30
RED ROCK MINING INC
filed 2001-10-12
CIK 1069740

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2001
( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


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
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock as of June 30, 2000:
3,155,700 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---   ----

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


                                                    June 30,
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
                                            ========       ========

                             RED ROCK MINING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
       FOR THE PERIOD DECEMBER 3, 1997 (INCEPTION) THROUGH JUNE 30, 2001

                                                          From inception
                                       June 30,           through
                                     2001     2000        June 30, 2001
                                   -----------------      --------------
                                      (Unaudited)

Income                              $   -    $   -          $     -
                                        -        -                -
                                    -------  -------        ---------
      Total  Income                     -        -                -
Operating Expenses                      -        -                -
General and administrative expenses     -        -            5,840
                                        -        -                -
                                    -------  -------        ---------
      Total Expenses                    -        -            5,840
                                    -------  -------        ---------
Net income (loss)                   $   -    $   -          $(5,840)
                                    =======  =======        =========



                             Red Rock Mining, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
       For the period December 3, 1997 (inception) through June 30, 2001

                                          Number                                  Accumulated
                                          of            Common         Paid       Deficit
                                          Shares        Stock          in         During
                                          Outstanding   at Par Value   Capital    Development Stage
                                          -----------   ------------   -------    -----------------
Balance at inception                       $     -       $     -       $   -        $        -
Stock issued for services at inception     1,300,000       1,300
                                          -----------   ------------   -------    -----------------
Net loss - December 31, 1997                                                            (1,550)
                                          -----------   ------------   -------    -----------------
Balance at December 31, 1997               1,300,000       1,300           -            (1,550)

Stocks issued for cash                        11,700          12       6,688
Stocks issued for 90% interest in mine     1,250,000       1,250
Stocks issued for services                   594,000         594         270
                                          -----------   ------------   -------    -----------------
Net loss - December 31, 1998                                                            (4,290)
                                          -----------   ------------   -------    -----------------
Balance at December 31, 1998               3,155,700       3,156       6,958            (5,840)

Balance at December 31, 1999               3,155,700       3,156       6,958            (5,840)
                                          -----------   ------------   -------    -----------------
Balance at December 31, 2000               3,155,700       3,156       6,958            (5,840)
                                          -----------   ------------   -------    -----------------
Balance at September 30, 2001              3,155,700     $ 3,156     $ 6,958         $  (5,840)
                                          ===========   ============   =======    =================

                             Red Rock Mining, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
               For the three months ended June 30, 2001 and 2000
       For the period December 3, 1997 (inception) through June 30, 2001

                                                              From inception
                                               June 30,          through
                                           2001      2000     June 30, 2001
                                           --------------     --------------
                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $  -   $  -         $(5,840)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stocks issued for services                     -      -           2,164
                                           --------------     --------------

NET CASH USED BY OPERATING ACTIVITIES          -      -          (3,676)
                                           --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of stocks for cash                     -      -           6,700
                                           --------------     --------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES     -      -           6,700
                                           --------------     --------------
INCREASE (DECREASE) IN CASH                    -      -           3,024

BEGINNING CASH                             3,024   3,024              -
                                           --------------     --------------
ENDING CASH                                3,024   3,024        $ 3,024
                                           ==============     ==============
NON CASH DISCLOSURES
2,394,000 shares issued for services      $    -   $  -         $ 2,664
                                           ==============     ==============
1,250,000 shares issued for
 interest in mine                         $    -   $  -         $ 1,250
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

                                   RED ROCK MINING, INC.

Dated:    September 22, 2001            By:          Al Kau
                                                ---------------------
                                                 Al Kau, President



Dated:    September 22, 2001             By:    Al Kau
                                        ------------------------------
                                            Al Kau, Chief Financial Officer