Form 10-Q
period 2001-09-30
RED ROCK MINING INC
filed 2001-10-12
CIK 1069740

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2001
( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


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

The number of shares of the registrant's common stock as of September 30, 2001:
3,155,700 shares.

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


                                                 September 30,
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
                                            ========       ========

                             RED ROCK MINING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
     FOR THE PERIOD DECEMBER 3, 1997 (INCEPTION) THROUGH September 30, 2001

                                                          From inception
                                       September 30,         through
                                     2001     2000       September 30, 2001
                                   -----------------      --------------
                                      (Unaudited)

Income                              $   -    $   -          $     -
                                        -        -                -
                                    -------  -------        ---------
      Total  Income                     -        -                -
Operating Expenses                      -        -                -
General and administrative expenses     -        -            5,840
                                        -        -                -
                                    -------  -------        ---------
      Total Expenses                    -        -            5,840
                                    -------  -------        ---------
Net income (loss)                   $   -    $   -          $(5,840)
                                    =======  =======        =========



                             Red Rock Mining, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
     For the period December 3, 1997 (inception) through September 30, 2001

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
                                          ===========   ============   =======    =================

                             Red Rock Mining, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
             For the three months ended September 30, 2001 and 2000
     For the period December 3, 1997 (inception) through September 30, 2001

                                                              From inception
                                            September 30,     through
                                           2001      2000     Sept. 30, 2001
                                           --------------     --------------
                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $  -   $  -         $(5,840)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stocks issued for services                     -      -           2,164
                                           --------------     --------------

NET CASH USED BY OPERATING ACTIVITIES          -      -          (3,676)
                                           --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of stocks for cash                     -      -           6,700
                                           --------------     --------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES     -      -           6,700
                                           --------------     --------------
INCREASE (DECREASE) IN CASH                    -      -           3,024

BEGINNING CASH                             3,024   3,024              -
                                           --------------     --------------
ENDING CASH                                3,024   3,024        $ 3,024
                                           ==============     ==============
NON CASH DISCLOSURES
2,394,000 shares issued for services      $    -   $  -         $ 2,664
                                           ==============     ==============
1,250,000 shares issued for
 interest in mine                         $    -   $  -         $ 1,250
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

                                   RED ROCK MINING, INC.

Dated:    October 2, 2001            By:          Al Kau
                                                ---------------------
                                                 Al Kau, President



Dated:    October 2, 2001             By:    Al Kau
                                            ------------------------------
                                            Al Kau, Chief Financial Officer